Form 10-Q
period 2025-09-30
American Exceptionalism Acquisition Corp. A
filed 2025-11-14
CIK 2079173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
September 30
, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number:
001-42866

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1871331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

506 Santa Cruz Ave., Suite 300 Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)
(650)
521-9007
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value per share	AEXA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer
, an accelerated filer, a
non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
As of November 14, 2025, there were 34,675,000 Class A ordinary shares, $0.0001 par value and 14,785,714 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2025
(UNAUDITED)

Assets:
Current assets
Cash	$882,421
Due from Sponsor	8,304
Prepaid expenses	151,718

Total current assets	1,042,443
Long Term prepaid insurance	136,228
Marketable securities held in Trust Account	345,037,660

Total Assets	$346,216,331

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$47,151
Accrued offering costs	125,181
Promissory note - related party	122,830

Total current liabilities	295,162
Advisory Fee Payable	10,350,000
Deferred underwriting fee payable	10,350,000

Total Liabilities	20,995,162

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of approximately $10.00 per share at September 30, 2025	345,037,660
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2025	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 175,000 shares issued and outstanding at September 30, 2025 (excluding 34,500,000 shares subject to possible redemption)	18
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,785,714 shares issued and outstanding at September 30, 2025 (1)(2)	1,478
Additional paid-in capital	—
Accumulated deficit	(19,817,987)

Total Shareholders’ Deficit	(19,816,491)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$346,216,331

(1)
On September 25, 2025, the Company issued an additional 2,464,285 founder shares to the Sponsor through share capitalization. As a result, the Sponsor holds an aggregate of 14,785,714 founder shares. All share and per share amounts have been retroactively presented (see Notes 5).

(2)
Includes 1,928,571 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 29, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025
(UNAUDITED)

For the Period from July 11, 2025 (Inception) Through September 30, 2025
Advisory fee expense	$10,350,000
General and administrative expenses	111,169

Loss from operations	(10,461,169)

Other income:
Interest earned on marketable securities held in Trust Account	37,660

Total Other income	37,660

Net loss	$(10,423,509)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	428,086

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.78)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted (1)(2)	12,880,953

Basic net loss per ordinary share, Class B ordinary shares	$(0.78)

(1)
On September 25, 2025, the Company issued an additional 2,464,285 founder shares to the Sponsor through share capitalization. As a result, the Sponsor holds an aggregate of 14,785,714 founder shares. All share and per share amounts have been retroactively presented (see Notes 5).

(2)
Includes 1,928,571 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 29, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares (1)(2)	Amount
Balance — July 11, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,785,714	1,478	23,522	—	25,000
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(1,770,828)	(9,394,478)	(11,165,306)
Sale of 175,000 Private Placement Shares	175,000	18	—	—	1,749,982	—	1,750,000
Allocated value of transaction costs to Private Placement Shares	—	—	—	—	(2,676)	—	(2,676)
Net loss	—	—	—	—	—	(10,423,509)	(10,423,509)

Balance – September 30, 2025	175,000	$18	14,785,714	$1,478	$—	$(19,817,987)	$(19,816,491)

(1)
On September 25, 2025, the Company issued an additional
2,464,285
founder shares to the Sponsor through share capitalization. As a result, the Sponsor holds an aggregate of 14,785,714 founder shares. All share and per share amounts have been retroactively presented (see Notes 5).

(2)
Includes 1,928,571 Class B ordinary shares that were subject to forfeiture if the over-
allotment
option was not exercised in full or in part by the underwriters. Subsequently, on September 29,
2025
, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025
(UNAUDITED)

For the Period from July 11, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net loss	$(10,423,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	8,488
Payment of operating costs through promissory note – related party	22,830
Interest earned on marketable securities held in Trust Account	(37,660)
Changes in operating assets and liabilities:
Prepaid expenses	(151,719)
Long Term prepaid insurance	(136,228)
Accounts payable and accrued expenses	47,151
Advisory fee payable	10,350,000

Net cash used in operating activities	(320,647)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Shares, net of underwriting discounts paid	344,750,000
Proceeds from sale of Private Shares	1,750,000
Proceeds from promissory note – related party	100,000
Due from Sponsor	(8,304)
Payment of offering costs	(388,628)

Net cash provided by financing activities	346,203,068

Net Change in Cash	882,421
Cash – Beginning of period	—

Cash – End of period	$882,421

Noncash investing and financing activities :
Offering costs included in accrued offering costs	$125,181

Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$16,513

Deferred underwriting fee payable	$10,350,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
American Exceptionalism Acquisition Corp. A (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 11, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company’s efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While the Company may pursue an initial business combination in any business or industry, the Company intends to capitalize on the ability of the management team and initially focus the search on identifying a prospective target business that can benefit from the founder Chamath Palihapitiya’s historical areas of business expertise.
As of September 30, 2025, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) , which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is AEXA Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 25, 2025. On September 29, 2025, the Company consummated the Initial Public Offering of 34,500,000 Class A Ordinary Shares which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Class A Ordinary Shares, at $10.00 per share, generating gross proceeds of $345,000,000.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 175,000 private placement shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, generating gross proceeds of $1,750,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Shares, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).
Transaction costs amounted to $11,130,322, consisting of $250,000 of cash underwriting fee, $10,350,000 of deferred underwriting fee, and $530,322 of other offering costs.
The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust) at the time of the signing an agreement to enter into a Business Combination. The board of directors will make the determination as to the fair market value of the initial business combination. If the board of directors is not able to independently determine the fair market value of the initial business combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect a Business Combination.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Following the closing of the Initial Public Offering on
September 29, 2025
, an amount of $
345,000,000
($10.00 per share) from the net proceeds of the sale of the Class A Ordinary Shares, and a portion of the net proceeds from the sale of the Private Placement Shares was held in a Trust Account (the “Trust Account”) and initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of this offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.
The Class A ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, Private Placement Shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares, Private Placement Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete the initial business combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of
Rule 14e-5
under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.
The Company’s Sponsor has agreed that it is liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.
Liquidity and Going concern
As of September 30, 2025, the Company had $882,421 in its operating bank account and working capital surplus of $747,281.
The Company initially has until September 29, 2027 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that the business combination might not happen within the
24-month
period from the date of the Initial Public Offering.
In connection with the Company’s assessment of going concern considerations in accordance with ASC
205-40,
“Presentation of Financial Statements - Going Concern”, as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Management plans to address this uncertainty primarily by consummating a Business Combination. In addition, the Sponsor or its affiliates have the ability and intent, although not an obligation, to provide the Company with additional working capital loans or advances to fund operating expenses and costs related to identifying and evaluating target businesses. Management believes these potential sources of liquidity, together with its current cash balance, would enable the Company to sustain its operations through at least twelve months from the issuance date of the financial statements. However, there can be no assurance that such loans or additional financing will be available to the Company, or that a Business Combination will be consummated by the end of the Combination Period. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 29, 2025, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on October 3, 2025. The interim results for the period from July 11, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $882,421 in cash and no cash equivalents as of September 30, 2025.
Marketable Securities Held in Trust Account
As of September 30, 2025, the assets held in the Trust Account, amounting to $345,037,660, were held in money market funds which invest in U.S. Treasury securities.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Offering Costs
The Company complies with the requirements of the
ASC 340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. Offering costs allocated to the Public and Private Placement Shares were allocated to temporary equity and shareholders’ deficit, based on the classification of underlying financial instruments.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Net Loss per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. Diluted net loss per share attributable to ordinary shareholders adjusts the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net loss per ordinary share.
Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the value approximates fair value.
The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For the period from July 11, 2025 (Inception) Through September 30, 2025
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss, basic and diluted	$(335,273)	$(10,088,236)
Denominator:
Basic and diluted weighted-average ordinary shares outstanding	428,086	12,880,953

Basic and diluted net loss per ordinary share	$(0.78)	$(0.78)

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A ordinary shares issuance cost	(11,127,646)
Plus:
Remeasurement of carrying value to redemption value	11,165,306

Class A ordinary shares subject to possible redemption, September 30, 2025	$345,037,660

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands of the United States. As such, the Company’s tax provision was zero for the period presented.
Recent Accounting Pronouncements
In November 2023, the FASB issued
ASU 2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted
ASU 2023-07
on July 11, 2025, inception.
The Company does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on September 29, 2025, the Company sold 34,500,000 Class A Ordinary Shares including 3,450,000 Class A Ordinary Shares for the full close of the underwriters’ overallotment option, at a purchase price of $10.00 per share, generating gross proceeds of $345,000,000.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering on September 29, 2025, the Sponsor purchased 175,000 Private Placement Shares, at a price of $10.00 per Private Placement Share, generating gross proceeds of $1,750,000.
The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, Private Placement Shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, Private Placement Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial
Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of
Rule 14e-5
under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On July 25, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.002 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 12,321,429 founder shares to the Sponsor. On September 25, 2025, the Company issued additional 2,464,285 founder shares to the Sponsor through share capitalization. As a result, the Sponsor holds an aggregate of 14,785,714 founder shares. All share and per-share
data have been retrospectively presented. Up to 1,928,571
of the founder shares were to be by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment was exercised. On September 29, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the
 1,928,571 founder shares are no longer subject to forfeiture.
On September 23, 2025, the Sponsor assigned and transferred an aggregate of
300,000
founder shares (
150,000
founder shares each) to the two independent director nominees of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The transfer of the founder shares to the holders are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the
300,000
founder shares assigned to the holders on September 23, 2025 was $
513,000
or $
1.71
per share. The shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the shares less the amount initially received for the shares. As of September 23, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) date following the completion of the Company’s initial Business Combination on which a change of control occurs. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the
“Lock-up”).
Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading day
period commencing at least 150 days after the initial Business Combination or (2) if a change of control occurs after the completion of the initial Business Combination, the founder shares will be released from the
Lock-up.
Promissory Note—Related Party
The Sponsor has agreed to loan the Company an aggregate of up to $2,000,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest
bearing and unsecured. The promissory note is payable on the earlier of December 31, 2027 or the date the Company consummates the Business Combination, out of the $500,000 of offering proceeds that has been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of this offering and the sale of the Private Placement Shares not held in the Trust Account. As of September 30, 2025, the Company had borrowed $122,830 under the promissory note which was paid subsequent to the closing of Initial Public Offering.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share, at the option of the lender. There are no Working Capital Loans outstanding as of September 30, 2025.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10 percent baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, while tariffs on imports from the 57 targeted nations, ranging from 11 to 50 percent, took effect on April 9. On the same day, President Trump announced a
90-day
‘pause’ on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, and tariff on imports from foreign countries could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.
Registration Rights
The holders of the (i) founder shares, (ii) Private Placement Shares, and (iii) Private Placement Shares that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to an additional 3,450,000 Class A Ordinary Shares to cover over-allotments, if any. On September 29, 2025, the underwriters exercised their over-allotment option, closing on the 3,450,000 additional Class A Ordinary Shares simultaneously with the Initial Public Offering.
The underwriter was entitled to an underwriting discount of $250,000 which was paid in cash upon the closing of the Initial Public Offering.
Additionally, the underwriter is entitled to a deferred underwriting discount of $0.30 per Share, or $10,350,000 in the aggregate. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial business combination, and may be paid at the sole and absolute discretion of the Company’s management team to any one or more FINRA members, which may or may not include the underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.
Advisory Fee
In addition to the underwriting agreement, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the agreement deems the advisory fee earned and recordable as of September 29, 2025 and the advisory fee has been recorded on the accompanying condensed balance sheet.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025, there are 175,000 Class A ordinary shares issued and outstanding, excluding the 34,500,000 shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2025, there are 14,785,714 Class B ordinary shares issued and outstanding, of which an aggregate of 1,928,571 Class B ordinary shares are subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. On September 29, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture.
The founder shares will automatically convert into Class A ordinary shares on a one-for-one
basis on or prior to the tenth anniversary of the Company’s initial Business Combination, upon the earlier of (i) (a) solely with respect to one-third
of such aggregate number of founder shares, a time after the completion of the Company’s initial Business Combination in which the last reported sale price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period commencing after the completion of the Company’s initial Business Combination equals or exceeds $15.00, (b) solely with respect to an additional one-third
of such aggregate number of founder shares, a time after the completion of the Company’s initial Business Combination in which the last reported sale price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period commencing after the completion of the Company’s initial Business Combination equals or exceeds $17.50, and (c) solely with respect to the remaining one-third
of such aggregate number of founder shares, a time after the completion of the Company’s initial Business Combination in which the last reported sale price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period commencing after the completion of the Company’s initial Business Combination equals or exceeds $20.00; and (ii) subsequent to the completion of the Company’s initial Business Combination, the date on which a change of control occurs. Any founder shares that have not converted into Class A ordinary shares pursuant to the aforementioned clauses on the date that is ten years after the completion of the Company’s initial Business Combination shall be promptly returned by the initial shareholders to the Company, without any consideration for such transfer, and cancelled by the Company. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 30% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Private Placement Shares issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent shares issued to the Sponsor or any of its affiliates or to the officers or directors upon conversion of Working Capital Loans). Such adjustment may result in material dilution to the public shareholders.
Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds)
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Marketable securities held in Trust Account	1	$345,037,660
NOTE 9. SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the period from July 11, 2025 (Inception) Through September 30, 2025
General and administrative expenses	$111,169
Interest earned on marketable securities held in Trust Account	$37,660
General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews interest earned on Marketable security to manage, maintain and monitor interest earn on marketable security held in trust account.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through September 30, 2025, the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AMERICAN EXCEPTIONALISM ACQUISITION CORP. A References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AEXA Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 11, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 11, 2025 (inception) through September 30, 2025, we had a net loss $10,423,509, which consisted of general and administrative costs of $10,461,169 offset by, Interest earned on marketable securities held in trust Account of $37,660.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on October 1, 2025, on September 29, 2025, we consummated the Initial Public Offering of 34,500,000 Class A Ordinary Shares which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Class A Ordinary Shares, at $10.00 per share, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 175,000 private placement shares, at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, generating gross proceeds of $1,750,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Shares, a total of $345,000,000 was placed in the Trust Account. We incurred $11,130,322, consisting of $250,000 of cash underwriting fee, $10,350,000 of deferred underwriting fee, and $530,322 of other offering costs.

For the period from July 11, 2025 (inception) through September 30, 2025 , net cash used in operating activities was $320,647. This amount primarily reflects a net loss of $10,423,509, partially offset by interest income of $37,660, general and administrative costs paid through a related party promissory note of $22,830, formation costs of $8,488 paid by the Sponsor in exchange for Class B ordinary shares, and changes in operating assets and liabilities of $10,109,204.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into private placement shares upon consummation of the Business Combination at a price of $10.00 per share. The shares would be identical to the Private Placement Shares.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement that the Company have granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,450,000 Class A Ordinary Shares to cover over-allotments, if any. On September 29, 2025, the underwriters exercised their over-allotment option, closing on the 3,450,000 additional Class A Ordinary Shares simultaneously with the Initial Public Offering.

The underwriter was entitled to an underwriting discount of $250,000 which was paid in cash upon the closing of the Initial Public Offering.

The Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 29, 2025, the Company consummated the Initial Public Offering of 34,500,000 Class A Ordinary Shares which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Class A Ordinary Shares, at $10.00 per share, generating gross proceeds of $345,000,000. Santander acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-289701).
The Securities and Exchange Commission declared the registration statements effective on September 29, 2025.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 175,000 private placement shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, generating gross proceeds of $1,750,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Shares, although substantially all of the net
proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
On September 29, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture.
Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Shares, an aggregate of $345,000,000 was placed in the Trust Account.
We paid a total of $11,130,322, consisting of $250,000 of cash underwriting fee, $
10,350,000
of deferred underwriting fee, and $530,322 of other offering costs.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A

Date: November 14, 2025	By:	/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Jeffrey Vignos
	Name:	Jeffrey Vignos
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)