Form 10-Q
period 2026-03-31
American Exceptionalism Acquisition Corp. A
filed 2026-05-13
CIK 2079173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2026

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act). Yes ☒ No ☐
As of May
13,
 2026, there were 34,675,000 Class A Ordinary Shares, $0.0001 par value and 14,785,714 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets
Cash	$281,505	$515,931
Due from Sponsor	8,304	8,304
Prepaid expenses	270,766	212,058

Total current assets	560,575	736,293
Long-term prepaid insurance	96,702	146,136
Marketable securities held in Trust Account	351,429,323	348,366,162

Total Assets	$352,086,600	$349,248,591

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$27,785	$16,168
Accrued offering costs	—	85,000

Total current liabilities	27,785	101,168
Advisory fee payable	10,350,000	10,350,000
Deferred underwriting fee payable	10,350,000	10,350,000

Total Liabilities	20,727,785	20,801,168

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of approximately $10.19 and $10.10 per share at March 31, 2026 and December 31, 2025, respectively	351,429,323	348,366,162
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 175,000 shares issued and outstanding at March 31, 2026 and December 31, 2025 (excluding 34,500,000 shares subject to possible redemption)	18	18
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 14,785,714 shares issued and outstanding at March 31, 2026 and December 31, 2025 (1)(2)	1,478	1,478
Additional paid-in capital	—	—
Accumulated deficit	(20,072,004)	(19,920,235)

Total Shareholders’ Deficit	(20,070,508)	(19,918,739)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$352,086,600	$349,248,591

(1)
On September 25, 2025, the Company issued an additional 2,464,285 founder shares to the Sponsor, as defined below, through share capitalization. As a result, the Sponsor holds an aggregate of 14,785,714 founder shares. All share and per-share
amounts have been retroactively presented (see Note 5).

(2)
Includes 1,928,571 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 29, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as defined below. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

General and administrative expenses	$151,769

Loss from operations	(151,769)

Other income:
Interest earned on marketable securities held in Trust Account	3,063,161

Total Other income	3,063,161

Net income	$2,911,392

Weighted average shares outstanding of Class A Ordinary Shares, basic and diluted	34,675,000

Basic and diluted net income per ordinary share, Class A Ordinary Shares	$0.06

Weighted average shares outstanding of Class B Ordinary Shares, basic and diluted (1)(2)	14,785,714

Basic and diluted net income per ordinary share, Class B Ordinary Shares	$0.06

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares(1)(2)	Amount
Balance – January 1, 2026	175,000	$18	14,785,714	$1,478	$—	$(19,920,235)	$(19,918,739)
Accretion for Class A Ordinary Shares to redemption amount (unaudited)	—	—	—	—	—	(3,063,161)	(3,063,161)
Net income (unaudited)	—	—	—	—	—	2,911,392	2,911,392

Balance – March 31, 2026 (unaudited)	175,000	$18	14,785,714	$1,478	$—	$(20,072,004)	$(20,070,508)

(1)
On September 25, 2025, the Company issued an additional 2,464,285founder shares to the Sponsor through share capitalization. As a result, the Sponsor holds an aggregate of 14,785,714 founder shares. All share and per-share
amounts have been retroactively presented (see Note 5).

(2)
Includes 1,928,571 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 29,2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,911,392
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,063,161)
Changes in operating assets and liabilities:
Prepaid expenses	(58,708)
Long-term prepaid insurance	49,434
Accounts payable and accrued expenses	11,617

Net cash used in operating activities	(149,426)

Cash Flows from Financing Activities:
Payment of offering costs	(85,000)

Net cash used in financing activities	(85,000)

Net Change in Cash	(234,426)
Cash – Beginning of period	515,931

Cash – End of period	$281,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
American Exceptionalism Acquisition Corp. A (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 11, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company’s efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. While the Company may pursue an initial Business Combination in any business or industry, the Company intends to capitalize on the ability of the management team and initially focus the search on identifying a prospective target business that can benefit from the founder Chamath Palihapitiya’s historical areas of business expertise.
As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through March 31, 2026, relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the Initial Public Offering on September 29, 2025, an amount of $345,000,000 ($10.00 per share) from the net proceeds of the sale of the Class A Ordinary Shares, and a portion of the net proceeds from the sale of the Private Placement Shares was held in a Trust Account (the “Trust Account”) and initially was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of this offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial
Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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
The Class A Ordinary Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
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
The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of
Rule14e-5
under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.
The Company’s Sponsor has agreed that it is liable to the Company if and to the extent that any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Liquidity and Going Concern
As of March 31, 2026, the Company had $281,505 in its operating bank account and a working capital surplus of $532,790.
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
“Presentation of Financial Statements—Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Management plans to address this uncertainty primarily by consummating a Business Combination. In addition, the Sponsor or its affiliates have the ability and intent, although not an obligation, to provide the Company with additional working capital loans or advances to fund operating expenses and costs related to identifying and evaluating target businesses. Management believes these potential sources of liquidity, together with its current cash balance, would enable the Company to sustain its operations through at least twelve months from the issuance date of the unaudited condensed financial statements. However, there can be no assurance that such loans or additional financing will be available to the Company, or that a Business Combination will be consummated by the end of the Combination Period. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Q and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $281,505 and $515,931 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.
Marketable Securities Held in Our Trust Account
As of March 31, 2026, and December 31, 2025, the assets held in the Trust Account, amounting to $351,429,323 and $348,366,162, respectively, were held in money market funds which invest in U.S. Treasury securities.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC
470-20,
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.
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
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact.
With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.
Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the value approximates fair value.
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income, basic and diluted	$2,041,065	$870,327
Denominator:
Basic and diluted weighted-average ordinary shares outstanding	34,675,000	14,785,714

Basic and diluted net income per ordinary share	$0.06	$0.06

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Class A Ordinary Shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026, and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Class A Ordinary Shares issuance cost	(11,127,646)
Plus:
Remeasurement of carrying value to redemption value	14,493,808

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$348,366,162
Plus:
Accretion of carrying value to redemption value	3,063,161

Class A Ordinary Shares subject to possible redemption, March 31, 2026	$351,429,323

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands of the United States.
Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Promissory Note—Related Party
The Sponsor has agreed to loan the Company an aggregate of up to $2,000,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest
bearing and unsecured. The promissory note is payable on the earlier of December 31, 2027 or the date the Company consummates the Business Combination, out of the $500,000 of offering proceeds that has been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of this offering and the sale of the Private Placement Shares not held in the Trust Account. There is no
promissory note outstanding as of March 31, 2026.
Due from Sponsor
As of March 31, 2026, the Company had a balance due from the Sponsor of $8,304. The balance represents an invoice paid by the Company on behalf of the Sponsor. The Sponsor is a related party to the Company. The amount is expected to be reimbursed by the Sponsor.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share, at the option of the lender. There are no Working Capital Loans outstanding as of March 31, 2026.
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
Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. On February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. More recently on April 2, 2025, President Trump signed an executive order imposing a minimum 10% baseline tariff on all U.S. imports, with higher tariffs applied to imports from 57 specific countries. The baseline tariff rate became effective on April 5, while tariffs on imports from the 57 targeted nations, ranging from 11% to 50%, took effect on April 9. On the same day, President Trump announced a
90-day
“pause” on reciprocal tariffs for all but China, which continues to face tariffs as high as 145%. Historically, tariffs have led to increased trade and political tensions, between not only the United States and China, but also between the United States and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, tensions in the Middle East, including those involving Iran, or other geopolitical conflicts, could adversely affect the Company’s ability to identify and consummate an initial Business Combination.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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
Additionally, the underwriter is entitled to a deferred underwriting discount of $0.30 per share, or $10,350,000 in the aggregate. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of the Company’s management team to any one or more Financial Industry Regulatory Authority members, which may or may not include the underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes its initial Business Combination.
Advisory Fee
In addition to the underwriting agreement, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the agreement deems the advisory fee earned and recordable as of September 29, 2025 and the advisory fee has been recorded on the accompanying condensed balance sheets. As of March 31, 2026, and December 31, 2025, the advisory fee payable amounted to $10,350,000.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2026, and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At March 31, 2026, and December 31, 2025, there are 175,000 Class A Ordinary Shares issued and outstanding, excluding the 34,500,000 shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. At March 31, 2026, and December 31, 2025, there are 14,785,714 Class B Ordinary Shares issued and outstanding, of which an aggregate of 1,928,571 Class B Ordinary Shares is subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. On September 29, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The founder shares will automatically convert into Class A Ordinary Shares on a one-for-one
basis on or prior to the tenth anniversary of the Company’s initial Business Combination, upon the earlier of (i) (a) solely with respect to one-third
of such aggregate number of founder shares, a time after the completion of the Company’s initial Business Combination in which the last reported sale price of the Class A Ordinary Shares for any 20 trading days within a
30-trading
day period commencing after the completion of the Company’s initial Business Combination equals or exceeds $15.00, (b) solely with respect to an additional one-third
of such aggregate number of founder shares, a time after the completion of the Company’s initial Business Combination in which the last reported sale price of the Class A Ordinary Shares for any 20 trading days within a
30-trading
day period commencing after the completion of the Company’s initial Business Combination equals or exceeds $17.50, and (c) solely with respect to the remaining one-third
of such aggregate number of founder shares, a time after the completion of the Company’s initial Business Combination in which the last reported sale price of the Class A Ordinary Shares for any 20 trading days within a
30-tradingday
period commencing after the completion of the Company’s initial Business Combination equals or exceeds $20.00; and (ii) subsequent to the completion of the Company’s initial Business Combination, the date on which a change of control occurs. Any founder shares that have not converted into Class A Ordinary Shares pursuant to the aforementioned clauses on the date that is ten years after the completion of the Company’s initial Business Combination shall be promptly returned by the initial shareholders to the Company, without any consideration for such transfer, and cancelled by the Company. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 30% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the underwriter’s over-allotment option and excluding the Private Placement Shares issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent shares issued to the Sponsor or any of its affiliates or to the officers or directors upon conversion of Working Capital Loans). Such adjustment may result in material dilution to the public shareholders.
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

13

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$351,429,323	$348,366,162
NOTE 9. SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss, which is also reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

For the Three Months Ended March 31, 2026
General and administrative expenses	$151,769
Interest earned on marketable securities held in Trust Account	$3,063,161
General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews interest earned on marketable securities to manage, maintain, and monitor interest earned on marketable securities held in the Trust Account.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through May

, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 11, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through March 31, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $2,911,392, which consisted of interest earned on marketable securities held in our trust account of $3,063,161 offset by general and administrative costs of $151,769.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B Ordinary Shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On September 29, 2025, we consummated our Initial Public Offering of 34,500,000 Class A Ordinary Shares, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Class A Ordinary Shares, at $10.00 per share, generating gross proceeds of $345,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 175,000 private placement shares, at a price of $10.00 per private placement share in a private placement to the Sponsor, generating gross proceeds of $1,750,000.

Following our Initial Public Offering, the full exercise of the over-allotment option, and the sale of the shares, a total of $345,000,000 was placed in the trust account. We incurred $11,130,322, consisting of $250,000 of cash underwriting fee, $10,350,000 of deferred underwriting fee, and $530,322 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $149,426. This amount primarily reflects a net income of $2,911,392, partially offset by interest income of $3,063,161 and changes in operating assets and liabilities of $2,343.

As of March 31, 2026, we had investments held in our trust account of $351,429,323 (including approximately $3,063,161 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $281,505 outside our trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. Management plans to complete a business combination or raise additional capital; however, there can be no assurance that the Company will be successful in doing so.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 29, 2025, the Company consummated the Initial Public Offering of 34,500,000 Class A Ordinary Shares, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Class A Ordinary Shares, at $10.00 per share, generating gross proceeds of $345,000,000. Santander acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.333-289701).
The Securities and Exchange Commission declared the registration statements effective on September 29, 2025.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 175,000 Private Placement Shares, at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, generating gross proceeds of $1,750,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Shares, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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
We paid a total of $11,130,322, consisting of $250,000 of cash underwriting fee, $10,350,000 of deferred underwriting fee, and $530,322 of other offering costs.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A

Date: May 13, 2026	By:	/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Jeffrey Vignos
	Name:	Jeffrey Vignos
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)