Form 10-Q
period 2026-06-30
American Exceptionalism Acquisition Corp. A
filed 2026-08-12
CIK 2079173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
June 30
, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-42866

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1871331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Jefferson Ave., Suite 250 Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12
b-2
of the Exchange Act). Yes ☒ No ☐
As of August 12, 2026
, there were 34,675,000 Class A Ordinary Shares, $0.0001 par value and 14,785,714 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets
Cash	$226,626	$515,931
Due from Sponsor	8,304	8,304
Prepaid expenses	244,619	212,058

Total current assets	479,549	736,293
Long-term prepaid insurance	47,267	146,136
Marketable securities held in Trust Account	354,539,973	348,366,162

Total Assets	$355,066,789	$349,248,591

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$185,646	$16,168
Accrued offering costs	—	85,000

Total current liabilities	185,646	101,168
Advisory fee payable	10,350,000	10,350,000
Deferred underwriting fee payable	10,350,000	10,350,000

Total Liabilities	20,885,646	20,801,168

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of approximately $10.28 and $10.10 per share at June 30, 2026 and December 31, 2025, respectively	354,539,973	348,366,162
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 175,000 shares issued and outstanding at June 30, 2026 and December 31, 2025 (excluding 34,500,000 shares subject to possible redemption)	18	18
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 14,785,714 shares issued and outstanding at June 30, 2026 and December 31, 2025 (1)(2)	1,478	1,478
Additional paid-in capital	—	—
Accumulated deficit	(20,360,326)	(19,920,235)

Total Shareholders’ Deficit	(20,358,830)	(19,918,739)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$355,066,789	$349,248,591

(1)
On September 25, 2025, the Company issued an additional 2,464,285 founder shares to the Sponsor, as defined below, through share capitalization. As a result, the Sponsor holds an aggregate of 14,485,714 founder shares. All share and per-share
amounts have been retroactively presented (see Note 5).

(2)
Includes 1,928,571 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. Subsequently, on September 29, 2025, the underwriter exercised their over-allotment option in full as part of the closing of the Initial Public Offering, as defined below. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$288,322	$440,091

Loss from operations	(288,322)	(440,091)
Other income:
Interest earned on marketable securities held in Trust Account	3,110,650	6,173,811

Total Other income	3,110,650	6,173,811

Net income	$2,822,328	$5,733,720

Weighted average shares outstanding of Class A Ordinary Shares, basic and diluted	34,675,000	34,675,000

Basic and diluted net income per ordinary share, Class A Ordinary Shares	$0.06	$0.12

Weighted average shares outstanding of Class B Ordinary Shares, basic and diluted (1)(2)	14,785,714	14,785,714

Basic and diluted net income per ordinary share, Class B Ordinary Shares	$0.06	$0.12

(1)
On September 25, 2025, the Company issued an additional 2,464,285 founder shares to the Sponsor through share capitalization. As a result, the Sponsor holds an aggregate of 14,485,714 founder shares. All share and per-share
amounts have been retroactively presented (see Note 5).

(2)
Includes 1,928,571 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. Subsequently, on September 29, 2025, the underwriter exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares(1)(2)	Amount
Balance – January 1, 2026	175,000	$18	14,785,714	$1,478	$—	$(19,920,235)	$(19,918,739)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,063,161)	(3,063,161)
Net income	—	—	—	—	—	2,911,392	2,911,392

Balance – March 31, 2026 (unaudited)	175,000	$18	14,785,714	$1,478	$—	$(20,072,004)	$(20,070,508)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,110,650)	(3,110,650)
Net income	—	—	—	—	—	2,822,328	2,822,328

Balance – June 30, 2026 (unaudited)	175,000	$18	14,785,714	$1,478	$—	$(20,360,326)	$(20,358,830)

(1)
On September 25, 2025, the Company issued an additional 2,464,285 founder shares to the Sponsor through share capitalization. As a result, the Sponsor holds an aggregate of 14,485,714 founder shares. All share and per-share
amounts have been retroactively presented (see Note 5).

(2)
Includes 1,928,571 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. Subsequently, on September 29, 2025, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,733,720
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,173,811)
Changes in operating assets and liabilities:
Prepaid expenses	(32,561)
Long-term prepaid insurance	98,869
Accrued expenses	169,478

Net cash used in operating activities	(204,305)

Cash Flows from Financing Activities:
Payment of offering costs	(85,000)

Net cash used in financing activities	(85,000)

Net Change in Cash	(289,305)
Cash – Beginning of period	515,931

Cash – End of period	$226,626

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is AEXA Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 25, 2025. On September 29, 2025, the Company consummated the Initial Public Offering of 34,500,000 Class A Ordinary Shares which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 Class A Ordinary Shares, at $10.00 per share, generating gross proceeds of $345,000,000.
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
The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust) at the time of signing an
agreement to enter into a Business Combination. The board of directors will make the determination as to the fair market value of the initial Business Combination. If the board of directors is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect a Business Combination.
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
JUNE 30, 2026
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Liquidity and Going Concern
As of June 30, 2026, the Company had $226,626 in its operating bank account and a working capital surplus of $293,903.
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
“Presentation of Financial Statements—Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors, and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Management plans to address this uncertainty primarily by consummating a Business Combination. In addition, the Sponsor or its affiliates may, but are not obligated to, provide the Company with additional working capital loans or advances to fund operating expenses and costs related to identifying and evaluating target businesses. However, there can be no assurance that such financing will be available or that the Company will complete a Business Combination prior to the end of the Completion Window. Accordingly, management concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern
.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $226,626 and $515,931 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.
Marketable Securities Held in Trust Account
As of June 30, 2026, and December 31, 2025, the assets held in the Trust Account, amounting to $354,539,973 and $348,366,162, respectively, were held in money market funds which invest in U.S. Treasury securities.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact.
With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.
Accretion associated with redeemable ordinary shares is excluded from the calculation of earnings per share because the redemption value approximates fair value and no accretion was recognized during the period
.
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income, basic and diluted	$1,978,625	$843,703	$4,019,690	$1,714,030
Denominator:
Basic and diluted weighted-average ordinary shares outstanding	34,675,000	14,785,714	34,675,000	14,785,714

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.12	$0.12

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
the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Gross proceeds	$345,000,000
Less:
Class A Ordinary Shares issuance cost	(11,127,646)
Plus:
Remeasurement of carrying value to redemption value	14,493,808

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$348,366,162
Plus:
Accretion of carrying value to redemption value	3,063,161

Class A Ordinary Shares subject to possible redemption, March 31, 2026	$351,429,323
Plus:
Accretion of carrying value to redemption value	3,110,650

Class A Ordinary Shares subject to possible redemption, June 30, 2026	$354,539,973

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States
.
Recent Accounting Pronouncements
The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on September 29, 2025, the Company sold 34,500,000 Class A Ordinary Shares including 4,500,000 Class A Ordinary Shares for the full close of the underwriter’s over-allotment option, at a purchase price of $10.00 per
share, generating gross proceeds of $345,000,000.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering on September 29, 2025, the Sponsor purchased 175,000 Private Placement Shares, at a price of $10.00 per Private
Placement Share, generating gross proceeds of $1,750,000.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On July 25, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.002 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 12,321,429 founder shares to the Sponsor. On September 23, 2025, the Sponsor assigned and transferred an aggregate of 300,000 founder shares (150,000 founder shares each) to the two independent director nominees of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The transfer of the founder shares to the holders is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment
d
ate. The total fair value of the 300,000 founder shares assigned to the holders on September 23, 2025 was $513,000 or $1.71 per share. The shares were transferred subject to a performance condition (i.e., providing services through a Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the shares less the amount initially received for the shares. As of September 23, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.
On September 25, 2025, the Company issued additional 2,464,285 founder shares to the Sponsor through share capitalization. As a result, the Sponsor holds an aggregate of 14,485,714 founder shares. All share and per-share
data have been retrospectively presented. Up to 1,928,571 of the founder shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment was exercised. On September 29, 2025, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture.
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
Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading-day
period commencing at least 150 days after the initial Business Combination or (2) if a change of control occurs after the completion of the initial Business Combination, the founder shares will be released from the
Lock-up.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Promissory Note—Related Party
The Sponsor has agreed to loan the Company an aggregate of up to $2,000,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest
bearing and unsecured. The promissory note is payable on the earlier of December 31, 2027 or the date the Company consummates the Business Combination, out of the $500,000 of offering proceeds that has been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of this offering and the sale of the Private Placement Shares not held in the Trust Account. There is no promissory note outstanding as of June 30, 2026 and December 31, 2025.
Due from Sponsor
As of June 30, 2026, the Company had a balance due from the Sponsor of $8,304. The balance represents an invoice paid by the Company on behalf of the Sponsor. The Sponsor is a related party to the Company. The amount is expected to be reimbursed by the Sponsor.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share, at the option of the lender. There are no Working Capital Loans outstanding as of June 30, 2026 and December 31, 2025.
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to an additional 4,500,000 Class A ordinary shares to cover over-allotments, if any. On September 29, 2025, the underwriter exercised its over-allotment option, closing on the 4,500,000 additional Class A Ordinary Shares simultaneously with the Initial Public Offering.
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
Advisory Fee
In addition to the underwriting agreement, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the agreement deems the advisory fee earned and recordable as of September 29, 2025 and the advisory fee has been recorded on the accompanying condensed balance sheets. As of June 30, 2026, and December 31, 2025, the advisory fee payable amounted to $10,350,000.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2026, and December 31, 2025, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At June 30, 2026, and December 31, 2025, there are 175,000 Class A Ordinary Shares issued and outstanding, excluding the 34,500,000 shares subject to possible redemption.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Class
 B Ordinary Shares
—The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. At June 30, 2026, and December 31, 2025, there are 14,785,714 Class B Ordinary Shares issued and outstanding, of which an aggregate of 1,928,571 Class B Ordinary Shares is subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. On September 29, 2025, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture.
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
day-period
commencing after the completion of the Company’s initial Business Combination equals or exceeds $15.00, (b) solely with respect to an additional one-third
of such aggregate number of founder shares, a time after the completion of the Company’s initial Business Combination in which the last reported sale price of the Class A Ordinary Shares for any 20 trading days within a
30-trading-day
period commencing after the completion of the Company’s initial Business Combination equals or exceeds $17.50, and (c) solely with respect to the remaining one-third
of such aggregate number of founder shares, a time after the completion of the Company’s initial Business Combination in which the last reported sale price of the Class A Ordinary Shares for any 20 trading days within a
30-trading-day-period
commencing after the completion of the Company’s initial Business Combination equals or exceeds $20.00; and (ii) subsequent to the completion of the Company’s initial Business Combination, the date on which a change of control occurs. Any founder shares that have not converted into Class A Ordinary Shares pursuant to the aforementioned clauses on the date that is ten years after the completion of the Company’s initial Business Combination shall be promptly returned by the initial shareholders to the Company, without any consideration for such transfer, and cancelled by the Company. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 30% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the underwriter’s over-allotment option and excluding the Private Placement Shares issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent shares issued to the Sponsor or any of its affiliates or to the officers or directors upon conversion of Working Capital Loans). Such adjustment may result in material dilution to the public shareholders.
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
JUNE 30, 2026
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
The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$354,539,973	$348,366,162
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

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$288,322	$440,091
Interest earned on marketable securities held in Trust Account	$3,110,650	$6,173,811
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through August
12
, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AMERICAN EXCEPTIONALISM ACQUISITION CORP. A. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AEXA Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through June 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,822,328, which consisted of interest earned on marketable securities held in our trust account of $3,110,650 offset by general and administrative costs of $288,322.

For the six months ended June 30, 2026, we had a net income of $5,733,720, which consisted of interest earned on marketable securities held in our trust account of $6,173,811 offset by general and administrative costs of $440,091.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B Ordinary Shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On September 29, 2025, we consummated our Initial Public Offering of 34,500,000 Class A Ordinary Shares, which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 Class A Ordinary Shares, at $10.00 per share, generating gross proceeds of $345,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 175,000 private placement shares, at a price of $10.00 per private placement share in a private placement to the Sponsor, generating gross proceeds of $1,750,000.

Following our Initial Public Offering, the full exercise of the over-allotment option, and the sale of the shares, a total of $345,000,000 was placed in the trust account. We incurred $11,130,322, consisting of $250,000 of cash underwriting fee, $10,350,000 of deferred underwriting fee, and $530,322 of other offering costs.

For the six months ended June 30, 2026, net cash used in operating activities was $204,305. This amount primarily reflects a net income of $5,733,720, partially offset by interest income of $6,173,811 and changes in operating assets and liabilities of $235,786.

As of June 30, 2026, we had investments held in our trust account of $354,539,973 (including approximately $9,539,973 of interest income) consisting of investments in money market funds that invest in U.S. Treasury securities and comply with Rule 2a-7 under the Investment Company Act. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $226,626 outside our trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Although management believes its current cash resources are sufficient to support near-term operations, the Company may need to obtain additional financing to meet future operating requirements and sustain its business activities. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. Management plans to complete a Business Combination or raise additional capital; however, there can be no assurance that the Company will be successful in doing so.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement that the Company has granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to an additional 4,500,000 Class A Ordinary Shares to cover over-allotments, if any. On September 29, 2025, the underwriter exercised its over-allotment option, closing on the 4,500,000 additional Class A Ordinary Shares simultaneously with the Initial Public Offering.

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

Critical Accounting Estimates and Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 29, 2025, the Company consummated the Initial Public Offering of 34,500,000 Class A Ordinary Shares, which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 Class A Ordinary Shares, at $10.00 per share, generating gross proceeds of $345,000,000. Santander acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on
Form S-1 (No.333-289701).
The Securities and Exchange Commission declared the registration statements effective on September 25, 2025.
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
On September 29, 2025, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture.
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A

Date: August 12, 2026	By:	/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Jeffrey Vignos
	Name:	Jeffrey Vignos
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)