Form 10-Q
period 2026-09-30
American Exceptionalism Acquisition Corp. A
filed 2026-11-13
CIK 2079173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission file
number:001-42866

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
of the Exchange Act). Yes ☒ No ☐
As of November
13
, 2026, there were 34,675,000 Class A Ordinary Shares, $0.0001 par value and 14,785,714 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the three and nine months ended September 30, 2026 (Unaudited) and for the Period from July 11, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2026 (Unaudited) and for the Period from July 11, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2026 (Unaudited) and for the Period from July 11, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current assets
Cash	$97,843	$515,931
Due from Sponsor	—	8,304
Prepaid expenses	217,836	212,058

Total current assets	315,679	736,293
Long-term prepaid insurance	—	146,136
Marketable securities held in Trust Account	357,779,541	348,366,162

Total Assets	$358,095,220	$349,248,591

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$419,208	$16,168
Accrued offering costs	—	85,000

Total current liabilities	419,208	101,168
Advisory fee payable	10,350,000	10,350,000
Deferred underwriting fee payable	10,350,000	10,350,000

Total Liabilities	21,119,208	20,801,168

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of approximately $10.37 and $10.10 per share at September 30, 2026 and December 31, 2025, respectively	357,779,541	348,366,162
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 175,000 shares issued and outstanding at September 30, 2026 and December 31, 2025 (excluding 34,500,000 shares subject to possible redemption)	18	18
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 14,785,714 shares issued and outstanding at September 30, 2026 and December 31, 2025(1)(2)	1,478	1,478
Additional paid-in capital	—	—
Accumulated deficit	(20,805,025)	(19,920,235)

Total Shareholders’ Deficit	(20,803,529)	(19,918,739)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$358,095,220	$349,248,591

(1)
On September 25, 2025, the Company issued an additional 2,464,285 founder shares to the Sponsor, as defined below, through share capitalization. As a result, the Sponsor holds an aggregate of 14,485,714 founder shares. All share and per-share
amounts have been retroactively presented (see Note 5).

(2)
Includes 1,928,571 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. Subsequently, on September 29, 2025, the underwriter exercised
i
t
s
 over-allotment option in full as part of the closing of the Initial Public Offering, as defined below. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from July 11, 2025 (Inception) Through September 30, 2025
Advisory fee expense	$—	$—	$10,350,000
General and administrative expenses	444,699	884,790	111,169

Loss from operations	(444,699)	(884,790)	(10,461,169)
Other income:
Interest earned on marketable securities held in Trust Account	3,239,568	9,413,379	37,660

Total other income	3,239,568	9,413,379	37,660

Net income (loss)	$2,794,869	$8,528,589	$(10,423,509)

Weighted average shares outstanding of Class A Ordinary Shares, basic and diluted	34,675,000	34,675,000	428,086

Basic and diluted net income (loss) per ordinary share, Class A Ordinary Shares	$0.06	$0.17	$(0.78)

Weighted average shares outstanding of Class B Ordinary Shares, basic and diluted(1)(2)	14,785,714	14,785,714	12,880,953

Basic and diluted net income (loss) per ordinary share, Class B Ordinary Shares	$0.06	$0.17	$(0.78)

(1)
On September 25, 2025, the Company issued an additional 2,464,285 founder shares
to the Sponsor through share capitalization. As a result, the Sponsor holds an aggregate of 14,485,714 founder shares. All share and per-share
amounts have been retroactively presented (see Note 5).

(2)
Includes 1,928,571 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. Subsequently, on September 29, 2025, the underwriter exercised
i
t
s
 over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares(1)(2)	Amount
Balance – January 1, 2026	175,000	$18	14,785,714	$1,478	$—	$(19,920,235)	$(19,918,739)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,063,161)	(3,063,161)
Net income	—	—	—	—	—	2,911,392	2,911,392

Balance – March 31, 2026 (unaudited)	175,000	$18	14,785,714	$1,478	$—	$(20,072,004)	$(20,070,508)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,110,650)	(3,110,650)
Net income	—	—	—	—	—	2,822,328	2,822,328

Balance – June 30, 2026 (unaudited)	175,000	$18	14,785,714	$1,478	$—	$(20,360,326)	$(20,358,830)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,239,568)	(3,239,568)
Net income	—	—	—	—	—	2,794,869	2,794,869

Balance – September 30, 2026 (unaudited)	175,000	$18	14,785,714	$1,478	$—	$(20,805,025)	$(20,803,529)

FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares(1)(2)	Amount
Balance — July 11, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,785,714	1,478	23,522	—	25,000
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(1,770,828)	(9,394,478)	(11,165,306)
Sale of 175,000 Private Placement Shares	175,000	18	—	—	1,749,982	—	1,750,000
Allocated value of transaction costs to Private Placement Shares	—	—	—	—	(2,676)	—	(2,676)
Net loss	—	—	—	—	—	(10,423,509)	(10,423,509)

Balance – September 30, 2025 (Unaudited)	175,000	$18	14,785,714	$1,478	$—	$(19,817,987)	$(19,816,491)

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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from July 11, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$8,528,589	$(10,423,509)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	8,488
Payment of operating costs through promissory note – related party	—	22,830
Interest earned on marketable securities held in Trust Account	(9,413,379)	(37,660)
Changes in operating assets and liabilities:
Prepaid expenses	(5,778)	(151,719)
Long-term prepaid insurance	146,136	(136,228)
Accrued expenses	403,040	47,151
Advisory fee payable	—	10,350,000

Net cash used in operating activities	(341,392)	(320,647)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Shares, net of underwriting discounts paid	—	344,750,000
Proceeds from sale of Private Shares	—	1,750,000
Proceeds from promissory note – related party	—	100,000
Due from Sponsor	8,304	(8,304)
Payment of offering costs	(85,000)	(388,628)

Net cash (used in) provided by financing activities	(76,696)	346,203,068

Net Change in Cash	(418,088)	882,421
Cash – Beginning of period	515,931	—

Cash – End of period	$97,843	$882,421

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$125,181

Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$16,513

Deferred underwriting fee payable	$—	$10,350,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through September 30, 2026, relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the Initial Public Offering on September 29, 2025, an amount of $345,000,000 ($10.00 per share) from the net proceeds of the sale of the Class A Ordinary Shares, and a portion of the net proceeds from the sale of the Private Placement Shares was held in a Trust Account (the “Trust Account”) and initially was invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Shares will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of this offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Liquidity and Going Concern
As of September 30, 2026, the Company had $97,843 in its operating bank account and a working capital deficit of $103,529.
The Company has until September 29, 2027 (or December 29, 2027, if extended as described above) to consummate a Business Combination. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, and there is no assurance that such financing will be available on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate. Management plans to address this uncertainty by consummating a Business Combination; however, there can be no assurance that the Company will be able to do so within the Completion Window.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.
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
SEPTEMBER 30, 2026
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $97,843 and $515,931 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.
Marketable Securities Held in Trust Account
As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $357,779,541 and $348,366,162, respectively, were held in money market funds which invest in U.S. Treasury securities.
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact.
Accretion associated with the Class A Ordinary Shares subject to possible redemption is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. As of September 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2026 (Unaudited)		For the Nine Months Ended September 30, 2026 (Unaudited)		For the Period from July 11, 2025 (Inception) Through September 30, 2025 (Unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), basic and diluted	$1,959,375	$835,494	$5,979,065	$2,549,524	$(335,273)	$(10,088,236)
Denominator:
Basic and diluted weighted-average ordinary shares outstanding	34,675,000	14,785,714	34,675,000	14,785,714	428,086	12,880,953

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.17	$0.17	$(0.78)	$(0.78)

Class A Ordinary Shares Subject to Possible Redemption
The Class A Ordinary Shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Gross proceeds	$345,000,000
Less:
Class A Ordinary Shares issuance cost	(11,127,646)
Plus:
Remeasurement of carrying value to redemption value	14,493,808

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$348,366,162
Plus:
Accretion of carrying value to redemption value	3,063,161

Class A Ordinary Shares subject to possible redemption, March 31, 2026	$351,429,323
Plus:
Accretion of carrying value to redemption value	3,110,650

Class A Ordinary Shares subject to possible redemption, June 30, 2026	$354,539,973
Plus:
Accretion of carrying value to redemption value	3,239,568

Class A Ordinary Shares subject to possible redemption, September 30, 2026	$357,779,541

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
The Sponsor, officers and directors have entered into a letter agreement with the Company with respect to the founder shares, Private Placement Shares and Public Shares held by them, as described in Note 1.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On July 25, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.002 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 12,321,429 founder shares to the Sponsor. On September 23, 2025, the Sponsor assigned and transferred an aggregate of 300,000 founder shares (150,000 founder shares each) to two independent director nominees of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The transfers of the founder shares are within the scope of FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The total grant-date fair value of the 300,000 founder shares assigned on September 23, 2025 was $513,000, or $1.71 per share. On September 1, 2026, in connection with the appointment of Michael Teng as an independent director and a member of the Audit Committee, the Sponsor transferred 150,000 founder shares to Mr. Teng pursuant to a Securities Assignment Agreement dated September 1, 2026. The transfer was accounted for as a share-based payment arrangement under ASC 718, consistent with the accounting treatment applied to the previous founder share grants. The grant-date fair value of the 150,000 Founder Shares was $346,500, or $2.31 per share, based on a valuation as of September 1, 2026. The Founder Shares transferred to the independent directors are subject to performance conditions associated with the completion of the Company’s initial Business Combination. As of September 30, 2026, the Company determined that the consummation of its initial Business Combination was not considered probable and, therefore, no stock-based compensation expense has been recognized in connection with these awards. Stock-based compensation expense will be recognized when the applicable performance condition is considered probable of achievement, based on the number of Founder Shares granted multiplied by their respective grant-date fair values, less any amounts initially received for the purchase of such shares.
On September 25, 2025, the Company issued an additional 2,464,285 founder shares to the Sponsor through share capitalization. As a result, the Sponsor held an aggregate of 14,485,714 founder shares. All share and per-share data have been retrospectively presented. Up to 1,928,571 of the founder shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment was exercised. On September 29, 2025, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,928,571 founder shares are no longer subject to forfeiture. On September 1, 2026, the Sponsor transferred 150,000 founder shares to Michael Teng, as described above. Following this transfer, the Sponsor held an aggregate of 14,335,714 founder shares as of September 30, 2026.
The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the Company’s initial Business Combination on which a change of control occurs. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after the initial Business Combination or (2) if a change of control occurs after the completion of the initial Business Combination, the founder shares will be released from the Lock-up.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Promissory Note—Related Party
The Sponsor agreed to loan the Company an aggregate of up to
$2,000,000
to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured and was payable on the earlier of December 31, 2027 or the consummation of a Business Combination. The outstanding balance of $122,830 was fully repaid during the fourth quarter of 2025. No amounts were outstanding under the promissory note as of September 30, 2026 and December 31, 2025.
Due from Sponsor
As of December 31, 2025,
the Company had a balance due from the Sponsor of $8,304
, which represented an
 invoice paid by the Company on behalf of the Sponsor. The Sponsor is a related party to the Company. On July 1, 2026, the Sponsor reimbursed the Company for the full amount. As of September 30, 2026 and December 31, 2025, the balance due from the Sponsor was $0 and $8,304, respectively.
Reimbursement of Expenses - Related Party
During the nine months ended September 30, 2026, the Company reimbursed The Social+Capital Partnership, LLC, an affiliate of the Sponsor, an aggregate of $90,729 for travel expenses incurred on behalf of the Company.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share, at the option of the lender. There are no Working Capital Loans outstanding as of September 30, 2026 and December 31, 2025.
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
Furthermore, changes to policy implemented by the U.S. Congress and the current U.S. administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the current U.S. administration has imposed, and may continue to impose, significant tariffs on goods imported into the United States, and certain countries have responded with retaliatory tariffs on U.S. goods. The scope, timing and duration of these measures remain uncertain and could increase trade and political tensions, market volatility and economic uncertainty.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, tensions in the Middle East, including those involving Iran, or other geopolitical conflicts, could adversely affect the Company’s ability to identify and consummate an initial Business Combination.
Registration Rights
The holders of the (i) founder shares, (ii) Private Placement Shares, and (iii) Private Placement Shares that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement entered into on September 25, 2025. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Advisory Fee
In addition to the underwriting agreement, the Company entered into an agreement with the underwriter in which the underwriter is entitled to an advisory fee equal to 3% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the agreement deems the advisory fee earned and recordable as of September 29, 2025 and the advisory fee has been recorded on the accompanying condensed balance sheets. As of September 30, 2026, and December 31, 2025, the advisory fee payable amounted to $10,350,000.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares—The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2026, and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. At September 30, 2026, and December 31, 2025, there are 175,000 Class A Ordinary Shares issued and outstanding, excluding the 34,500,000 shares subject to possible redemption.

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
Class
 B Ordinary Shares
—The Company is authorized to issue a total of
50,000,000
 Class B Ordinary Shares at par value of $
0.0001
 each. At September 30, 2026 and December 31, 2025, there were
14,785,714
 Class B Ordinary Shares issued and outstanding. Up to
1,928,571
 Class B Ordinary Shares were subject to forfeiture to the extent the over-allotment option was not exercised in full. On September 29, 2025, the underwriter exercised its over-allotment option in full and, as such, these shares are no longer subject to forfeiture.
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
SEPTEMBER 30, 2026
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
The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026, and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$357,779,541	$348,366,162
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

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from July 11, 2025 (Inception) Through September 30, 2025
General and administrative expenses	$444,699	$884,790	$111,169
Interest earned on marketable securities held in Trust Account	$3,239,568	$9,413,379	$37,660
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through November 13, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 11, 2025 (inception) through September 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,794,869, which consisted of interest earned on marketable securities held in our trust account of $3,239,568 offset by general and administrative costs of $444,699.

For the nine months ended September 30, 2026, we had a net income of $8,528,589, which consisted of interest earned on marketable securities held in our trust account of $9,413,379 offset by general and administrative costs of $884,790.

For the period from July 11, 2025 (inception) through September 30, 2025, we had a net loss of $10,423,509, which consisted of advisory fee expense of $10,350,000 and general and administrative costs of $111,169, partially offset by Interest earned on marketable securities held in trust Account of $37,660.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $341,392. This amount reflects net income of $8,528,589, adjusted for interest earned on marketable securities held in the Trust Account of $9,413,379 and changes in operating assets and liabilities of $543,398.

For the period from July 11, 2025 (inception) through September 30, 2025, net cash used in operating activities was $320,647. This amount primarily reflects a net loss of $10,423,509, partially offset by interest income of $37,660, general and administrative costs paid through a related party promissory note of $22,830, formation costs of $8,488 paid by the Sponsor in exchange for Class B ordinary shares, and changes in operating assets and liabilities of $10,109,204.

As of September 30, 2026, we had investments held in our trust account of $357,779,541 (including $12,779,541 of interest income) consisting of investments in money market funds that invest in U.S. Treasury securities and comply with Rule 2a-7 under the Investment Company Act. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $97,843 outside our trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. As of September 30, 2026, we had a working capital deficit of $103,529. In connection with our assessment of going concern considerations in accordance with ASC 205-40, management has determined that the liquidity condition and the mandatory liquidation, should a Business Combination not be consummated by September 29, 2027, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the following. The underwriter is entitled to a deferred underwriting fee of $10,350,000, which will become payable from the amounts held in the Trust Account solely in the event that we complete our initial Business Combination, subject to the terms of the underwriting agreement. In addition, the underwriter is entitled to an advisory fee of $10,350,000, equal to 3% of the gross proceeds of the Initial Public Offering, which has been recorded as a liability. Pursuant to the advisory agreement, the advisory fee was deemed earned and recordable as of September 29, 2025, and is payable upon and subject to the closing of our initial Business Combination.

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

Critical Accounting Estimates and Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including the Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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
We incurred offering costs of $11,130,322, consisting of $250,000 of cash underwriting fee, $10,350,000 of deferred underwriting fee and $530,322 of other offering costs. The deferred underwriting fee is payable only upon completion of our initial Business Combination.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Joinder to the Letter Agreement, dated September 1, 2026, between the Company and Mr. Teng (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2026).

10.2	Letter Agreement, dated as of September 25, 2025, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

10.3	Joinder to the Registration Rights Agreement, dated September 1, 2026, between the Company and Mr. Teng (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2026).

10.4	Registration Rights Agreement, dated as of September 25, 2025, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

AMERICAN EXCEPTIONALISM ACQUISITION CORP. A

Date: November 13, 2026	By:	/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jeffrey Vignos
	Name:	Jeffrey Vignos
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)